Form 10-K
period 1998-12-31
CHASE MANHATTAN MARINE OWNER TRUST 1997-A; CHASE MANHATTAN BANK USA
filed 1999-04-09
CIK 1042749, 869090

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                       __________________
                            FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS
             PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
(Mark One)

__x__     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended:  December 31, 1998
                               OR
_____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                Commission file number  333-32737
                ----------------------  ---------

            Chase Manhattan Marine Owner Trust 1997-A
                              (issuer)
          ------------------------------------------------

       The Chase Manhattan Bank USA, National Association
                              (depositor)
       ---------------------------------------------------
       (Exact name of registrant as specified in its charter)

               Delaware                       22-2382028
     ------------------------------         --------------
    (State or Other Jurisdiction of         (IRS Employer
    Incorporation or Organization)          Identification
                                               Number)

802 Delaware Avenue, Wilmington, Delaware        19801
------------------------------------------       ------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (302) 575-5033

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                         Yes   X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

          The registrant has no voting stock or class of common stock outstanding as of the date of this report.

                        Introductory Note

Chase Manhattan Marine Owner Trust 1997-A (the "Trust") was formed pursuant to a Trust Agreement (as amended, the "Agreement") among The Chase Manhattan Bank and Chase Manhattan Bank USA, National Association (the "Bank"), as sellers, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended the ("Exchange Act"), in the manner described in "no-action" letters submitted to the Office of Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

                             Part I

Item 1.   Business

       Omitted.

Item 2.   Properties

       The Trust has acquired certain Marine loan receivables from the Bank pursuant to a Sale and Servicing Agreement (the "Sale and Servicing Agreement"). The aggregate amount of losses on all liquidated receivables with respect to the assets of the Trust for the year ended December 31, 1998 was $2,384,533.75. As of December 31, 1999, the aggregate Pool Balance of receivables in the Trust was $170,359,600.44 and the aggregate principal balances of delinquent Receivables in the Trust were as follows:

             Delinquency     Principal Balance
             -----------     -----------------
             31-59 days      $1,371,633.99
             60-89 days      $  816,510.27
             90-119 days     $  645,996.34
             120+ days       $        0.00

Item 3.   Legal Proceedings

       The registrant knows of no material pending proceedings with respect to the Trust or the Trustee.

Item 4.   Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of security holders during the fiscal year covered by this report.

                                Part II

Item 5.   Market for Registrant's Common Equity and Related
       Stockholders Matters

       The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). The Trust has also issued certain debt securities (the "Notes"). To the knowledge of the registrant, the Certificates and the Notes are traded in the over-the-counter market to a limited extent.

       As of December 31, 1998, except for a Certificate registered in the name of the registrant, all of the Certificates were registered in the name of CEDE and Co.
       The registrant understands that CEDE and Co. is the nominee for The Depository Trust Company ("DTC").

Item 6.   Selected Financial Data

       Omitted.

Item 7.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations

       Year 2000 Compliance

          The Year 2000 compliance issue arises out of the inability of computers, software and other equipment using microprocessors to recognize and properly process date fields containing a two digit year. Because The CIT Group/Sales Financing, Inc. ("Servicer") is dependent upon the proper functioning of computer systems, failure of its systems or vendor systems to be Year 2000 compliant could have a material adverse effect on the Securityholders. Significant Year 2000 failures in the Servicer's systems or in the systems of third parties (or third parties upon whom they depend) could have a material adverse effect on its financial condition and results of operations. Failure of this kind could, for example, result in problems with collecting or processing payments on the Contracts and payments to Securityholders; incomplete or inaccurate accounting or reporting; and generation of erroneous results.

          The Servicer continues to address the Year 2000 issue as it relates to its systems and business. The Servicer has developed a comprehensive Year 2000 project to remediate its information technology systems and to address Year 2000 issues in its non-information technology systems. The scope of this project includes, among other things, the assessment of "at risk" applications and systems, an assessment of the interdependencies of various systems and the relative importance of each system to the business, the design and execution of required modifications to achieve Year 2000 compliance, and the plans for testing of modifications to verify Year 2000 compliance. The process of remediation includes the following phases: planning, assessing, designing, programming and testing and validation. The Servicer's Year 2000 project is expected to be substantially completed March 31, 1999.

          The Servicer depends upon the proper functioning of third party computer and non-information technology systems. The Servicer has been communicating with those parties with whom it has important financial, supplier or operational relationships to determine the extent to which those parties are vulnerable to the Year 2000 issue. As part of the process of evaluating its options and attempting to mitigate third party risks, the Servicer is collecting and analyzing information from third parties. It is difficult to predict the effect of such third party non-readiness on its business.

          The Servicer continues to formulate a contingency plan for business continuation in the event of Year 2000 systems failures. The Servicer expects to complete its information technology systems Year 2000 contingency by June 30, 1999, and to test this contingency plan thereafter.

          While the Servicer has made and will continue to make certain investments related to the Year 2000 project, the financial impact to the Servicer of such investments has not been, and is not anticipated to be, material to its financial position or results of operations.

          All Year 2000 information provided herein is a "Year 2000 Readiness Disclosure" as defined in the Year 2000 Information and Readiness Disclosure Act and is subject to the terms thereof. This Year 2000 information is provided pursuant to securities law requirements and it may not be taken as a form of covenant, warranty, representation or guarantee of any kind.

Item 7A.  Quantitative and Qualitative Disclosures About
       Market Risk

        Not applicable.

Item 8. Financial Statements and Supplementary Data

        Omitted.

Item 9.  Changes in and Disagreements with
    Accountants on Accounting and Financial Disclosure

        None.

                                Part III

Item 10.   Directors and Executive Officers of the Registrant

       Omitted.

Item 11.   Executive Compensation

       Omitted

Item 12.   Security Ownership of Certain Beneficial Owners and
       Management

       As of December 31, 1998, except for a Certificate registered in the name of the registrant, all of the Certificates were registered in the name of CEDE and Co.
       The registrant understands that CEDE and Co. is the nominee for The Depository Trust Company ("DTC").



Item 13.   Certain Relationships and Related Transactions

       None.

                                Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports of
       Form 8-K

       (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

     Exhibit Number Description

                    28.1 Annual Servicer's Certificate pursuant to Section 4.9 of the Sale and Servicing
                    Agreement.

                    28.2 Annual Independent Accountant's
                    Servicing Report pursuant to Section 4.11 of the Sale and Servicing Agreement.

                    28.3 Annual Issuer's' Certificate of
                    Compliance.

       (b)  Reports on Form 8-K.

       The following reports were filed on Form 8-K in 1998:


Date                Items Reported        Financial statements
----                --------------        --------------------

January 30, 1998      5, 7                monthly report to certificateholders
                                          dated 1/15/98

March 2, 1998         5, 7                monthly report to certificateholders
                                          dated 2/16/98

March 24, 1998        5, 7                monthly report to certificateholders
                                          dated 3/16/98

April 23, 1998        5, 7                monthly report to certificateholders
                                          dated 4/15/98

May 29, 1998          5, 7                monthly report to certificateholders
                                          dated 5/15/98

June 24, 1998         5, 7                monthly report to certificateholders
                                          dated 6/15/98

July 28, 1998         5, 7                monthly report to certificateholders
                                          dated 7/15/98

August 31, 1998       5, 7                monthly report to certificateholders
                                          dated 8/17/98

October 2, 1998       5, 7                monthly report to certificateholders
                                          dated 9/15/98

October 30, 1998      5, 7                monthly report to certificateholders
                                          dated 10/23/98

November 30, 1998     5, 7                monthly report to certificateholders
                                          dated 11/16/98

December 22, 1998     5, 7                monthly report to certificateholders
                                          dated 12/15/98


                             SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Chase Manhattan Marine Owner Trust 1997-A

                      by The CIT Group/Financing, Inc.
                           as Servicer


                      By:  /s/ Frank Garcia
                           ------------------
                           Name:  Frank Garcia
                           Title: Vice President

Date:  March 31, 1999

                       INDEX TO EXHIBITS

   Exhibit Number               Description

28.1                  Annual Servicer's Certificate
                      pursuant to Section 4.9 of the
                      Sale and Servicing Agreement

28.2                  Annual Management's Assertion

28.3 Annual Independent Accountant's Servicing Report pursuant to Section 4.11 of the Sale and Servicing Agreement

28.4                  Annual Issuer's Certificate of
                      Compliance

                                                       Exhibit 28.1
CHASE MANHATTAN MARINE OWNER TRUST 1997-A
ANNUAL OFFICER'S CERTIFICATE

COMPLIANCE WITH AGREEMENT

     The undersigned certifies that he is a Vice President of The CIT Group/Sales Financing, Inc., a corporation organized under the laws of Delaware ("CITSF"), and that as such he is duly authorized to execute and deliver this certificate on behalf of CITSF in connection with Section 4.9(a) of the Sale and Servicing Agreement, dated as of October 1, 1997 (the "Agreement"), among CITSF, as Servicer, Chase Manhattan Bank USA, National Association and The Chase Manhattan Bank, as Sellers, and Chase Manhattan Marine Owner Trust 1997-A, as Issuer, for which Wilmington Trust Company acts as Owner Trustee (all capitalized terms used herein without definition having the respective meanings specified in the Agreement). The undersigned further certifies that a review of the activities of CITSF during the preceding calendar year and of its performance under the Agreement has been made under his supervision and to the best of his knowledge, based on such review, CITSF has fulfilled all its obligations under the Agreement throughout the preceding calendar year.

     IN WITNESS WHEREOF, I have affixed hereto my signature this 10th day of March, 1999.

                              THE CIT GROUP/SALES
                              FINANCING, INC., as Servicer



                              /s/ Frank Madeira
                              ------------------
                              Name:  Frank Madeira
                              Title: Vice President

                                                                 Exhibit 28.2
                         [THE CIT GROUP LETTERHEAD}

March 5, 1999

                         MANAGEMENT'S ASSERTION
                         ----------------------

As of and for the year ended December 31, 1998, The CIT Group/Sales Financing, Inc. and The CIT Group/Consumer Finance, Inc. (the Companies), both wholly owned subsidiaries of The CIT Group, Inc., have complied in all material respects with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Companies have in effect a fidelity bond and errors and omissions policy in the amount of $50 million and $5 million, respectively.


                                       The CIT Group/Sales Financeing Inc.


                                       /s/ James J. Egan, Jr.
                                       -----------------------
                                       James J. Egan, Jr.
                                       President and Chief Executive Officer


                                        The CIT Group/Consumer Finance, Inc.


                                        /s/ Thomas Hallman
                                        -------------------
                                        Thomas Hallman
                                        President and Chief Executive Officer

                                                                 Exhibit 28.3
                   [LETTERHEAD OF KPMG PEAT MARWICK LLP]

                       Independent Auditors' Report


The Board of Directors
The CIT Group Inc.:


We have examined management's assertion about The CIT Group/Sales Financing, Inc. and The CIT Group/Consumer Finance, Inc.'s (the Companies), both wholly-owned subsidiaries of The CIT Group, Inc., compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 1998 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards.
Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 1998 is fairly stated, in all material respects.


                                               /s/ KPMG Peat Marwick LLP

March 5, 1999

                                                                   Exhibit 28.4
CHASE MANHATTAN MARINE OWNER TRUST 1997-A
ANNUAL ISSUER'S CERTIFICATE

COMPLIANCE WITH INDENTURE

     The undersigned certifies that he is an Authorized Officer of Wilmington Trust Company, as Owner Trustee for Chase Manhattan Marine Owner Trust 1997-A and that he is duly authorized to execute and deliver this certificate on behalf of the Issuer in connection with Section 3.9 of the Indenture between the Issuer and Norwest Bank Minnesota, National Association, as Indenture Trustee, dated as of October 1, 1997 (the "Indenture") and the Sale and Servicing Agreement, dated as of October 1, 1997 (the "Agreement"), among CITSF, as Servicer, Chase Manhattan Bank USA, National Association and Chase Manhattan Bank, as Sellers, and Wilmington Trust Company, as Owner Trustee. All capitalized terms used herein without definition shall have the respective meanings specified in the Indenture and the Agreement.

     The undersigned further certifies that a review of the activities of the Issuer for the preceding calendar year has been made under his supervision and, to the best of his knowledge, the Issuer has fulfilled its obligations under the Indenture for the preceding calendar year.

     IN WITNESS WHEREOF, I have affixed hereto my signature as of
this       day of February, 1998.

                              CHASE MANHATTAN MARINE OWNER TRUST 1997-A
                              BY:  WILMINGTON TRUST COMPANY, as Owner Trustee


                              /s/ Denise M. Geran
                             ---------------------------
                             Name: Denise M. Geran
                             Title: Financial Services Officer


The CIT Group/Sales Financing, Inc., as Servicer, hereby requests that Wilmington Trust Company execute the above Issuer's
Certificate and deliver it to Norwest Bank, Minnesota  National
Association, as Indenture Trustee.

                                   THE CIT GROUP/SALES
                                   FINANCING, INC., as Servicer


                                   /s/ Frank Garcia
                                   Name:  Frank Garcia
                                   Title: Vice President