Form 10-K405
period 1999-12-31
CHASE MANHATTAN MARINE OWNER TRUST 1997-A; CHASE MANHATTAN BANK /NY/; CHASE MANHATTAN BANK USA
filed 2000-03-29
CIK 1042749, 835271, 869090

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
     --------------------------------------------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
(Mark One)
   X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  ---                        EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                      OR
  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                        Commission file number 333-32737

              Chase Manhattan Marine Owner Trust 1997-A (issuer)

          Chase Manhattan Bank USA, National Association (depositor)
            (Exact Name of Registrant as Specified in Its Charter)

                       USA                                22-2382028
         (State or Other Jurisdiction of               (I.R.S. Employer
         Incorporation or Organization)                 Identification
                                                            Number)


     802 Delaware Avenue, Wilmington, Delaware               19801
      (Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code: (302) 575-5033

               The Chase Manhattan Bank (Sponsor of the Trust)
            (Exact Name of Registrant as Specified in Its Charter)

                    New York                              13-4994650
         (State or Other Jurisdiction of               (I.R.S. Employer
         Incorporation or Organization)                 Identification
                                                            Number)


           270 Park Avenue, New York, NY                     10017
      (Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code: (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class            Name of Each Exchange of Which
                 NONE                              Registered
                                                       N/A

Securities registered pursuant to Section 12G of the Act:

                 NONE
           (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No _______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
               X
              ---
    State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

    The registrant has no voting or non-voting common stock outstanding as of the date of this report. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                     DOCUMENTS INCORPORATED BY REFERENCE.

    List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1980).

    None.

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

Part I

Item 1.     Business

      Omitted.

Item 2.     Properties

      The Trust has acquired certain marine loan receivables from the Bank pursuant to a Sale and Servicing Agreement (the "Sale and Servicing Agreement"). The aggregate amount of losses on all liquidated receivables with respect to the assets of the Trust for the year ended December 31, 1999 was $3,539,817.00. As of December 31, 1999, the aggregate principal balance of receivables in the Trust was $113,174,545.15 and the aggregate principal balance of delinquent receivables in the Trust were as follows:

                Delinquency         Principal Balance
                31-59 days               1,618,768.14
                60-89 days                 497,570.83
                90-119 days                 75,838.92
                120+ days                        0.00

Item 3.     Legal Proceedings

      The registrant knows of no material pending proceedings with respect to the Trust, the Trustee or the Bank.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fiscal year covered by this report.

Part II

Item 5.     Market for Registrant's Common Equity and Related Stockholders
            Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). The Trust has also issued five outstanding classes of debt securities (the "Notes") as set forth below. To the knowledge of the registrant, the Certificates and the Notes are traded in the over-the-counter market to a limited extent.

      As of December 31, 1999, the Certificates were registered in the name of the registrants, and all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Certificates are credited, who may or may not be the beneficial owners of the Certificates. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and the following information is presented on that basis:

Class                         # of Holders
--------                      ------------

Class A4                      3

Class A5                      2

Class A6                      1

Class B                       1

Class C                       1

Item 6.           Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Omitted.

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

      Omitted.

Item 11.    Executive Compensation

      Omitted

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      As of December 31, 1999, except for a Certificate registered in the name of the registrant, all of the certificates were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for The Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Certificates held of record by CEDE & Co., and that DTC knows only the identity of the participants to those whose accounts such Certificates are credited, who may or may not be the beneficial owners of the Certificates. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and the following information is presented on that basis:


--------------------------------------------------------------------------------
Chase Manhattan Marine      Name & Address of            Original       % of
Owner Trust                 Participant                  Certificate    Class
                                                         Principal
                                                         Balance

--------------------------------------------------------------------------------
Series 1997-A
--------------------------------------------------------------------------------
Class A4                    Bank of New York (The)                       22.31%
                            925 Patterson Plank Road     8,320,000
                            Secaucus, NJ 07094
--------------------------------------------------------------------------------
                            Bankers Trust Company                        61.61%
                            648 Grassmere Park Drive    22,980,000
                            Nashville, TN 37211
--------------------------------------------------------------------------------
                            SSB - Bank Portfolio                         16.08%
                            1776 Heritage Drive          6,000,000
                            No. Quincy, MA  02171
--------------------------------------------------------------------------------
Class A5                    Bankers Trust Company                        94.20%
                            648 Grassmere Park Drive    27,600,000
                            Nashville, TN 37211
--------------------------------------------------------------------------------
                            SSB - Bank Portfolio                          5.80%
                            1776 Heritage Drive          1,700,000
                            No. Quincy, MA  02171
--------------------------------------------------------------------------------
Class A6                    Bankers Trust Company                          100%
                            648 Grassmere Park Drive    23,700,000
                            Nashville, TN 37211
--------------------------------------------------------------------------------
Class B                     SSB - Bank Portfolio                           100%
                            1776 Heritage Drive         10,650,000
                            No. Quincy, MA  02171
--------------------------------------------------------------------------------
Class C                     Chase Manhattan Bank                           100%
                            4 NY Plaza, 13th Fl.        17,312,000
                            New York, NY 10004
--------------------------------------------------------------------------------
Item 13.    Certain Relationships and Related Transactions

      None.

Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports of Form 8-K

        (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

        Exhibit Number       Description
        --------------       ----------------
        23.1                 Consent of Independent Accountants

        28.1                 Annual  Servicer's Certificate pursuant to
                             Section 4.9(a) of the Sale and Servicing Agreement.

        28.2                 Annual Management's Assertion

        28.3 Annual Independent Accountants' Servicing Reports pursuant to Section 4.11 of the Sale and Servicing Agreement.

        28.4                 Annual Issuer's Certificate of Compliance with
                             Indenture.


        b)  Reports on Form 8-K.

The following reports were filed on Form 8-K in 1999:

Date              Items Reported          Financial Statements
---------         --------------          --------------------
1/25/1999         5, 7              Monthly report to certificateholders
                                    dated 1/15/1999

2/26/1999         5, 7              Monthly report to certificateholders
                                    dated 2/15/99

6/11/1999         5, 7              Monthly report to certificateholders
                                    dated 3/15/1999, 4/15/1999 and 5/15/1999

6/30/1999         5, 7              Monthly report to certificateholders
                                    dated 6/15/1999

7/30/1999         5, 7              Monthly report to certificateholders
                                    dated 7/15/1999

8/27/1999         5, 7              Monthly report to certificateholders
                                    dated 8/15/1999

9/30/1999         5, 7              Monthly report to certificateholders
                                    dated 9/15/1999

10/29/1999        5, 7              Monthly report to certificateholders
                                    dated 10/15/1999

11/22/1999        5, 7              Monthly report to certificateholders
                                    dated 11/15/1999

12/23/1999        5, 7              Monthly report to certificateholders
                                    dated 12/15/1999

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Chase Manhattan Marine Owner Trust 1997-A

                              by:   The CIT Group/Financing, Inc.
                              as Servicer


                              By: /s/ Frank Garcia
                              -------------------------
                              Name: Frank Garcia
                              Title: Vice President

Date:  March 29, 2000

                                INDEX TO EXHIBITS

Exhibit Number:         Description:
---------------         ------------------

23.1                    Consent of Independent Accountants

28.1 Annual Servicer's Certificate pursuant to Section 4.9 of the Sale and Servicing Agreement

28.2                    Annual Management's Assertion

28.3 Annual Independent Accountant's Servicing Reports pursuant to Section 4.10 of the Sale and Servicing Agreement

28.4                    Annual Issuer's Certificate of Compliance with
                        Indenture