Form 10-K405
period 2001-12-31
CHASE MANHATTAN MARINE OWNER TRUST 1997-A
filed 2002-04-01
CIK 1042749

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

(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________


                        Commission file number 333-32737

                    CHASE MANHATTAN MARINE OWNER TRUST 1997-A
                             (Issuer of securities)

           CHASE MANHATTAN BANK USA, NATIONAL ASSOCIATION (Depositor)
             (Exact Name of Registrant as Specified in Its Charter)

                  USA                                         22-2382028
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                     Identification Number)


     White Clay Center, Building 200, Newark, Delaware                19711
      (Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code:           (302) 575-5000

              JPMORGAN CHASE BANK (f/k/a The Chase Manhattan Bank)
                             (Sponsor of the Trust)
             (Exact name of registrant as specified in its charter)

              New York                                      13-4994650
  (State or Other Jurisdiction of                        (I.R.S. Employer
   Incorporation or Organization)                     Identification Number)


     270 Park Avenue, New York, NY                             10017
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:           (212) 270-6000

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class            Name of Each Exchange of Which Registered
             NONE                                       N/A

Securities registered pursuant to Section 12G of the Act:
             NONE
       (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         The registrant has no voting or non-voting common equity outstanding as of the date of this report.

         The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

      None.


Introductory Note

         Chase Manhattan Marine Owner Trust 1997-A (the "Trust") was formed pursuant to a Trust Agreement (as amended, the "Agreement") among JPMorgan Chase Bank (f/k/a The Chase Manhattan Bank) and Chase Manhattan Bank USA, National Association (the "Bank"), as sellers, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.  Business

         Omitted.

Item 2.  Properties

         The Trust has acquired certain marine loan receivables from the Bank pursuant to a Sale and Servicing Agreement (the "Sale and Servicing Agreement"). The aggregate amount of losses on all liquidated receivables with respect to the assets of the Trust for the year ended December 31, 2001 was $417,936.98. As of December 31, 2001, the aggregate principal balance of receivables in the Trust was $59,192,562.25 and the aggregate principal balance of delinquent receivables in the Trust were as follows:

             Delinquency                         Principal Balance
             -----------                         -----------------
             31-59 days                              $1,164,308.47
             60-89 days                                $127,861.26
             90-119 days                              $ 164,798.70
             120+ days                                       $0.00


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

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters

             The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by certificates of beneficial interest (the "Certificates"). The Trust also has four outstanding classes of debt securities (the "Notes") as set forth below. To the knowledge of the registrant, the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2001, the Certificates were registered in the name of the registrants, and all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and the following information is presented on that basis:

         Class                              No. of Holders
         -----                              --------------
         A5                                          6
         A6                                          1
         B                                           1
         C                                           1



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

         Omitted.

Item 11.   Executive Compensation

         Omitted

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2001, there were the following holders of record with more than 5% of each class of Certificates and Notes:

---------------------------------------------------------------------------------------------------------------------
Chase Manhattan Marine Owner Trust      Name & Address of Participant                Original Certificate  % of Class
                                                                                     Principal Balance
---------------------------------------------------------------------------------------------------------------------
Class A5                                Bank of New York (The)                             $12,891,000        44.00%
                                        925 Patterson Plank Rd.
                                        Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------------------
                                        Bankers Trust Company                               $5,444,000        18.58%
                                        648 Grassmere Park Drive
                                        Nashville, TN  37211
---------------------------------------------------------------------------------------------------------------------
                                        Boston Safe Deposit and Trust Company               $5,000,000        17.06%
                                        525 William Penn Place
                                        Pittsburgh, PA 15259
---------------------------------------------------------------------------------------------------------------------
                                        Northern Trust Company (The)                        $3,000,000        10.24%
                                        801 S. Canal C-IN
                                        Chicago, IL  60607
---------------------------------------------------------------------------------------------------------------------
                                        State Street Bank and Trust Company                 $1,700,000         5.80%
                                        1776 Heritage Drive
                                        No. Quincy, MA  02171
---------------------------------------------------------------------------------------------------------------------
Class A6                                Bankers Trust Company                              $23,700,000       100.00%
                                        648 Grassmere Park Drive
                                        Nashville, TN  37211
---------------------------------------------------------------------------------------------------------------------
Class B                                 Bank of New York (The)                             $10,650,000       100.00%
                                        925 Patterson Plank Rd.
                                        Secaucus, NJ 07094
---------------------------------------------------------------------------------------------------------------------
Class C                                 JPMorgan Chase Bank                                $17,312,000       100.00%
                                        C/O JP Morgan Investor Services
                                        14201 Dallas Pkwy, 12th Floor
                                        Dallas, TX  75254
---------------------------------------------------------------------------------------------------------------------


Item 13.   Certain Relationships and Related Transactions

         None.

Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports of Form 8-K

           (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

           Exhibit Number                   Description
           --------------                   -----------
           23.1                             Independent Accountant's Consent.

           99.1                             Annual  Servicer's Certificate pursuant to Section
                                            4.9(a) of the Sale and Servicing Agreement.

           99.2                             Report of Independent Accountants

           99.3                             Management's Assertion Concerning Compliance with USAP
                                            Minimum Servicing Standards.

           99.4                             Annual Issuer's Certificate of Compliance with
                                            Indenture.


           b)     Reports on Form 8-K.

The following reports were filed on Form 8-K during the last quarter of 2001:


Date               Items Reported       Financial Statements
----               --------------       --------------------

10/01/2001         5, 7                 Monthly report to certificateholders
                                        dated 09/17/2001

10/29/2001         5, 7                 Monthly report to certificateholders
                                        dated 10/15/2001

11/29/2001         5, 7                 Monthly report to certificateholders
                                        dated 11/15/2001

12/21/2001         5, 7                 Monthly report to certificateholders
                                        dated 12/17/2001

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Chase Manhattan Marine Owner Trust 1997-A

                                   by:   The CIT Group/Sales Financing, Inc.,
                                   as Servicer


                                   By: /s/ Gilmar Rodrigues
                                   -------------------------
                                   Name: Gilmar Rodrigues
                                   Title: Vice President


Date:  March 29, 2002

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.


No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report.

                                INDEX TO EXHIBITS



Exhibit Number:                     Description:
---------------                     ------------

23.1                                Independent Accountant's Consent.

99.1                                Annual Servicer's Certificate pursuant to Section 4.9
                                    of the Sale and Servicing Agreement.

99.2                                Reports of Independent Accountants

99.3                                Management's Assertion Concerning Compliance with USAP
                                    Minimum Servicing Standards.

99.4                                Annual Issuer's Certificate of Compliance with
                                    Indenture.