Form 10-K
period 2002-12-31
CHASE MANHATTAN MARINE OWNER TRUST 1997-A
filed 2003-03-31
CIK 1042749

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
  X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
----                           EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
                                       OR
 _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

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
      (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes  X    No
                                             ----   ----------
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
         ----

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

Part I

Item 1.  Business

         Omitted.

Item 2.  Properties

         The Trust has acquired certain marine loan receivables from the Bank pursuant to a Sale and Servicing Agreement (the "Sale and Servicing Agreement"). The aggregate amount of losses on all liquidated receivables with respect to the assets of the Trust for the year ended December 31, 2002 was $405,598.21. As of December 31, 2002, the aggregate principal balance of receivables in the Trust was $37,010,412.98 and the aggregate principal balance of delinquent receivables in the Trust were as follows:

                        Delinquency                         Principal Balance
                        -----------                         -----------------
                        30-59 days                                $209,367.49
                        60-89 days                                $389,345.88
                        90-119 days                               $214,886.62


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

         As of December 31, 2002, the Certificates were registered in the name of the registrants, and all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and the following information is presented on that basis:

         Class                              No. of Holders
         ---------                          --------------

         A6                                        1

         B                                         1

         C                                         1



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

         Omitted.

Item 11. Executive Compensation

         Omitted

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2002, there were the following holders of record with more than 5% of each class of Certificates and Notes:

Chase Manhattan Marine     Name & Address of Participant          Original Certificate   % of Class
Owner Trust 1997-A                                                Principal Balance

Class A6                   Deutsche Bank Trust Company Americas        $23,700,000            100.00%
                           648 Grassmere Park Road
                           Nashville, TN  37211

Class B                    The Bank of New York                        $10,650,000            100.00%
                           One Wall Street
                           New York, NY  10286

Class C                    JPMorgan Chase Bank                         $17,312,000            100.00%
                           Proxy/Class Actions/Bankruptcy
                           14201 Dallas Pkwy
                           Dallas, TX  75254


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

           99.2               Report of Independent Accountants.

           99.3 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards.

           99.4               Annual Issuer's Certificate of Compliance with
                              Indenture.

           99.5 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           b) Reports on Form 8-K.

           The following reports were filed on Form 8-K during the last quarter of 2002:

           Date           Items Reported    Financial Statements
           ------------   --------------    -------------------------

           10/01/2002     5, 7              Monthly report to certificateholders
                                            dated 09/16/2002

           10/22/2002     5, 7              Monthly report to certificateholders
                                            dated 10/15/2002

           11/15/2002     5, 7              Monthly report to certificateholders
                                            dated 11/15/2002

           12/17/2002     5, 7              Monthly report to certificateholders
                                            dated 12/16/2002

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


                                      By: /s/ Frank Garcia
                                      -------------------------
                                      Name: Frank Garcia
                                      Title: Senior Vice President

Date:  March 28, 2003

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

                                INDEX TO EXHIBITS

Exhibit Number:              Description:
---------------------        ------------------------

99.1 Annual Servicer's Certificate pursuant to Section 4.9(a) of the Sale and Servicing Agreement.

99.2                         Report of Independent Accountants.

99.3 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards.

99.4                         Annual Issuer's Certificate of Compliance with
                             Indenture.

99.5 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.