Form 10-K
period 2003-12-31
CHASE MANHATTAN MARINE OWNER TRUST 1997-A
filed 2004-03-30
CIK 1042749

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

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2003
                                       OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

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

Part I

Item 1.  Business

         Omitted.

Item 2.  Properties

         The Trust has acquired certain marine loan receivables from the Bank pursuant to a Sale and Servicing Agreement (the "Sale and Servicing Agreement"). The aggregate amount of losses on all liquidated receivables with respect to the assets of the Trust for the year ended December 31, 2003 was $ 271,384.00. As of December 31, 2003, the aggregate principal balance of receivables in the Trust was $ 20,501,519.30 and the aggregate principal balance of delinquent receivables in the Trust were as follows:

             Delinquency                         Principal Balance
             -----------                         -----------------
             31-59 days                             $ 448,300.60
             60-89 days                             $ 192,397.61
             90-119 days                            $   3,105.69


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

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The Trust has two outstanding classes of debt securities (the "Notes") as set forth below. To the knowledge of the registrant, the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 2003, the Certificates were registered in the name of the registrants, and all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes. The Commission has concurred with the registrant's position that the registrant may consider holders of interests in the DTC System or DTC participants to be "holders of record" and the following information is presented on that basis:

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

         Omitted.

Item 11. Executive Compensation

         Omitted

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that as of December 31, 2003, there were the following holders of record with more than 5% of each class of Notes:

------------------------------------------------------------------------------------------------------------------------------
Chase Manhattan Marine Owner Trust 1997-A           Name & Address of Participant               Original Note      % of Class
                                                                                            Principal Balance
------------------------------------------------------------------------------------------------------------------------------
Class B                                             The Bank of New York                     $     10,650,000         100.00%
                                                    One Wall Street
                                                    New York, NY  10286

------------------------------------------------------------------------------------------------------------------------------
Class C                                             JPMorgan Chase Bank                      $     17,312,000         100.00%
                                                    Proxy/Class Actions/Bankruptcy
                                                    14201 Dallas Pkwy
                                                    Dallas, TX  75254

------------------------------------------------------------------------------------------------------------------------------


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

         99.2                 Report of Independent Accountants.

         99.3 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards.

         99.4                 Annual Issuer's Certificate of Compliance with
                              Indenture.

         99.5 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         b)     Reports on Form 8-K.

                The following reports were filed on Form 8-K during the last quarter of 2003:

                Date            Items Reported     Financial Statements
                ----            --------------     --------------------

                09/16/2003      5, 7               Monthly report to Noteholders
                                                   dated 9/15/2003

                10/17/2003      5, 7               Monthly report to Noteholders
                                                   dated 10/15/2003

                11/19/2003      5, 7               Monthly report to Noteholders
                                                   dated 11/17/2003

                12/18/2003      5, 7               Monthly report to Noteholders
                                                   dated 12/15/2003

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

Date:  March 30, 2004

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